Form 10-K
period 2007-12-31
LEHMAN ABS CORP CORPORATE BACKED TRUST CERTS 2002-14
filed 2008-03-31
CIK 1177918

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                      ----

                                    FORM 10-K


     (Mark One)

     [X] ANNUAL  REPORT  PURSUANT  TO SECTION  13 OR 15(d) OF THE  SECURITIES
         EXCHANGE ACT OF 1934

     For the fiscal year ended December 31, 2007

                                       or

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from ________ to ________

                        Commission File Number: 001-31411


                               filed on behalf of:
Corporate Backed Trust Certificates, Motorola Debenture-Backed Series 2002-14
                                      Trust
-------------------------------------------------------------------------------
            (Exact Name of Registrant as Specified in Its Charter)

                                       by:
                             Lehman ABS Corporation
-------------------------------------------------------------------------------
            (Exact Name of Depositor as Specified in Its Charter)

                   Delaware                               13-3447441
---------------------------------------------   -------------------------------
(State or other jurisdiction of incorporation   (I.R.S. Employer Identification
               or organization)                              No.)

745 Seventh Avenue, New York, New York             10019
---------------------------------------         -------------
 (Address of principal executive                (Zip Code)
             offices)

     Registrant's telephone number, including area code: (212) 526-7000
                                                         --------------

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class                   Name of Each Exchange on Which Registered
-------------------                   -----------------------------------------
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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (ss. 229.405) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer [ ] Accelerated Filer [ ] Non-Accelerated Filer [X] Smaller Reporting Company [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes [ ] No [X]

State the aggregate market value of the voting and non-voting common equity held by nonaffiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter.

      The registrant has no voting stock or class of common stock that is held by nonaffiliates.



                       DOCUMENTS INCORPORATED BY REFERENCE

The distribution reports to security holders filed on Form 8-K during the fiscal year in lieu of reports on Form 10-Q which include the reports filed on Form 8-K listed in Item 15(a) hereto are incorporated by reference into part IV of this Annual Report.

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

                                     PART I

Item 1.  Business.
      Not Applicable

Item 1A. Risk Factors.
      Not Applicable

Item 1B. Unresolved Staff Comments.
      Not Applicable

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk. Not Applicable

Item 8.  Financial Statements and Supplementary Data.
      Not Applicable

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.
      None

Item 9A. Controls and Procedures.
      Not Applicable

Item 9A(T). Controls and Procedures.
      Not Applicable

Item 9B. Other Information.
      None

                                    PART III

Item 10. Directors, Executive Officers and Corporate Governance.
      Not Applicable

Item 11. Executive Compensation.
      Not Applicable

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

      Not Applicable

Item 13. Certain Relationships and Related Transactions, and Director Independence.
      None

Item 14. Principal Accountant Fees and Services.
      Not Applicable


                                     PART IV

Item 15.  Exhibits, Financial Statement Schedules.

      (a) The following documents have been filed as part of this report.

          1.   Trustee's   Distribution   Statements   documented  on  Form  8-K
               regarding the distributions from the Trust to the certificateholders for the period from January 1, 2007 through and including December 31, 2007 have been filed with the Securities and Exchange Commission and are hereby incorporated by reference. Filing dates are listed below:

      -------------------------------------------------------------------------
                       Trust Description             Distribution    Filed on
                                                         Date
      -------------------------------------------------------------------------
      Corporate Backed Trust Certificates,            05/15/2007    05/24/2007
      Motorola Debenture-Backed Series 2002-14        11/15/2007    11/27/2007
      Trust
      -------------------------------------------------------------------------


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

      (b) See Item 15(a) above.

      (c) Not Applicable.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              Lehman ABS Corporation, as Depositor for the
                              Trust (the "Registrant")



Dated:  March 26, 2008         By:/s/ Scott Barek
                                  ---------------------------
                                   Name:  Scott Barek
                                   Title: Senior Vice President

                                  EXHIBIT INDEX

      -------------------------------------------------------------------------
       Reference
      Number per                                                Exhibit
      Item 601 of                                                Number
      Regulation                                                in this
          SK           Description of Exhibits                Form 10-K
      -------------------------------------------------------------------------
     (31.1)            Certification by Senior Vice                31.1
                       President of the Registrant pursuant
                       to 15 U.S.C. Section 7241, as adopted
                       pursuant to Section 302 of the
                       Sarbanes-Oxley Act of 2002.
      -------------------------------------------------------------------------
      31.2)            Annual Compliance Report by Trustee
                       pursuant to 15 U.S.C. Section 7241,
                       as adopted pursuant to Section 302 of       31.2
                       the Sarbanes-Oxley Act of 2002.
      -------------------------------------------------------------------------